Form 10-Q
INDIANA FINANCIAL INVESTORS INC
filed 1995-05-22
CIK 310621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D. C.  20549

                              Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Period ended March 31, 1995

                                 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____ to _____  Commission File No. 0-7479

                  INDIANA FINANCIAL INVESTORS, INC.
       (Exact name of registrant as specified in its charter)

                  Indiana                            52-6120603
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)           Identification No.)

    55 East Monroe Street, Suite 1600, Chicago, IL         60603
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code    (312) 849-2990



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Class                                      Outstanding at May 1, 1995

Common Stock                                      826,895 shares






                    INDIANA FINANCIAL INVESTORS, INC.
                             BALANCE SHEETS


ASSETS
                                               March 31,      June 30,
                                                 1995           1994
                                              (Unaudited)

Cash and cash equivalents                      $      268    $    4,183
Mortgage loan receivable                          130,750       130,750
Investment in affiliated companies                536,000       906,000
Other assets                                          541         2,221
                                                  -------     ---------

                                               $  667,559    $1,043,154
                                                  =======     =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued expenses and other liabilities         $  249,025   $   111,100
Payable to affiliated companies                   101,500        19,435
Deferred gain on sale of foreclosed
  properties held for resale and real
  estate mortgage loan                            425,740       425,740


Shareholders' equity:
  Common shares, no par value - authorized
    3,000,000 shares, issued 1,154,177 shares
    including 327,282 shares in treasury        1,154,177     1,154,177
  Additional paid-in capital                   20,102,745    20,102,745
  Accumulated deficit                          (6,603,221)   (5,975,811)
  Less cost of common shares in treasury       (2,133,464)   (2,133,464)
                                               ----------    ----------

  Total shareholders' equity                   12,520,237    13,147,647

    Less receivable from affiliates           (12,628,943)  (12,660,768)
                                               ----------    ----------

                                              $   667,559    $1,043,154
                                                  =======     =========


See notes to financial statements



                     INDIANA FINANCIAL INVESTORS, INC.
                           STATEMENT OF INCOME
                               (Unaudited)



                                             For the Three Months Ended
                                                      March 31,
                                                 1995           1994

INCOME

Losses in affiliated companies               $   (364,000)  $ (75,000)
                                                  -------      ------

                                                 (364,000)    (75,000)
                                                  -------      ------

EXPENSES
General and administrative                        188,101      48,478
                                                  -------      ------

                                                  188,101      48,478
                                                  -------     -------

Loss before federal income taxes                 (552,101)   (123,478)
Federal income taxes                                   --      26,953
                                                  -------     -------

NET LOSS                                     $   (552,101)  $(150,431)
                                                  =======     =======

Weighted average shares outstanding               826,895     826,895

Loss per common share                              $ (.67)      $(.18)
                                                      ===         ===




See notes to financial statements




                     INDIANA FINANCIAL INVESTORS, INC.
                           STATEMENT OF INCOME
                               (Unaudited)



                                              For the Nine Months Ended
                                                      March 31,
                                                 1995           1994

INCOME

Income(Losses) in affiliated companies       $   (370,000)  $ 910,000
Interest on mortgage loan                              --      16,009
Other                                                  --       8,022
                                                  -------     -------

                                                 (370,000)    934,031
                                                  -------     -------


EXPENSES
General and administrative                        257,410     113,702
                                                  -------     -------

                                                  257,410     113,702
                                                  -------     -------

Income(Loss) before federal
  income taxes                                   (627,410)    820,329
Federal income taxes                                   --     107,779
                                                  -------     -------

NET INCOME(LOSS)                             $   (627,410)  $ 712,550
                                                  =======     =======

Weighted average shares outstanding               826,895     826,895

Net Income(Loss) per common share                  $ (.76)      $ .86
                                                      ===         ===



See notes to financial statements


                     INDIANA FINANCIAL INVESTORS, INC.
                         STATEMENT OF CASH FLOWS
                               (Unaudited)



                                              For the Nine Months Ended
                                                      March 31,
                                                 1995           1994

OPERATING ACTIVITIES
  Net income(loss)                           $   (627,410)    712,550
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
     (Income) Loss in affiliated companies        370,000    (910,000)
      Changes in operating assets and
        liabilities:
          Decrease in other assets                  1,680      49,958
          Increase in accrued
            expenses and other liabilities        137,925     137,453
          Interest received from affiliate         31,825          --
          Increase in payable to
            affiliate                              82,065          --
                                                    -----      ------

Net cash used in operating activities              (3,915)    (10,039)
                                                    -----      ------

  Decrease in cash and
    cash equivalents                               (3,915)    (10,039)

  Cash and cash equivalents at
    beginning of year                               4,183      10,478
                                                    -----      ------
  Cash and cash equivalents at
    end of period                                 $   268    $    439
                                                      ===         ===





See notes to financial statements




                 INDIANA FINANCIAL INVESTORS, INC.

            Notes to Consolidated Financial Statements
                           (Unaudited)


Note A  SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Presentation and Going Concern

     The consolidated financial statements have been prepared on the basis of a going concern.

     At March 31, 1995, Indiana Financial Investors, Inc. ("IFII" or "Company") has notes and interest receivable from Wisconsin Real Estate Investment Trust ("WREIT") and Hickory Furniture Company ("Hickory") of $12,628,943. WREIT and Hickory have experienced liquidity problems which have prevented them from making interest payments to IFII on these notes and, in the case of Hickory, from repaying the notes when due on September 30, 1992. No schedule for collection of the amounts due, including interest, has been established and no significant collections are anticipated within the next year. Because of the uncertainty as to the period for recovery, the Company has classified these receivables with the stockholders' equity and, effective July 1, 1992, suspended recognition of interest income in its financial statements. As of March 31, 1995, interest earned but not accrued totalled $2,719,890.

     IFII's only cash requirements are for ongoing administrative expenses. If interest on the notes is not received, IFII expects to have a deficiency in cash flow for the year ending June 30, 1995. Hickory has represented to IFII that it intends to pay interest to IFII in amounts at least sufficient to provide for any deficiency in 1995 cash flow.

     These conditions raise substantial doubts about IFII's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The significant accounting policies followed for the unaudited interim financial reporting are consistent with the accounting policies followed for annual financial reporting. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.

     IFII is 74.8% owned directly and indirectly by Hickory.
Hickory is a majority owned subsidiary of Telco Capital Corporation
("Telco").

Note B    INVESTMENT IN AFFILIATED COMPANIES

     The Company has invested $765,000 in the common stocks of Sunstates Corporation ("Sunstates") (formerly Acton Corporation) and $332,000 in the common shares of beneficial interest of WREIT. WREIT, a majority owned subsidiary of Hickory, holds a majority of the voting interests in Sunstates. Accordingly, although the Company does not directly own 20% of the voting interests in Sunstates or WREIT, the Company accounts for its investments in Sunstates and WREIT under the equity method of accounting. During l99l IFII's cumulative equity in WREIT's losses exceeded its original investment in WREIT. As a result IFII did not record equity in WREIT's losses in 1994 or 1993. As of the quarter ended September 30, 1993, IFII's cumulative equity in Sunstates' losses had exceeded its original investment in Sunstates and, as a result, IFII did not record equity in Sunstates' losses during that quarter. However, in the year ended June 30, 1994, Sunstates had significant net income due to realizing a gain on the sale of its cable television system and IFII recorded equity in Sunstates' earnings of $906,000. For the nine months ended March 31, l995, IFII recorded equity in Sunstates' losses of $370,000. The market value of the investment in Sunstates and WREIT was approximately $403,000 and $40,000, respectively, on March 31, 1995.

Note C  INCOME TAXES

     Federal income tax is based on taxable income, which differs from pretax accounting income for financial statement purposes due to affiliate interest income and the equity in income of affiliated companies. At June 30, 1994, IFII had net operating loss carryforwards of approximately $391,000.

     Effective with the year ending June 30, 1994, IFII is included in the consolidated state tax return of RDIS, Telco and Hickory. State income taxes for IFII will be calculated on a stand alone basis and any tax will be due to Hickory.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation.

          Basis of Presentation and Going Concern

     The consolidated financial statements have been prepared on the basis of a going concern.

     At March 31, 1995, IFII has notes and interest receivable from WREIT and Hickory Furniture Company of $12,628,943. WREIT and Hickory have experienced liquidity problems which have prevented them from making interest payments to IFII on these notes and, in the case of Hickory, from repaying the notes when due on September 30, 1992. No schedule for collection of the amounts due, including interest, has been established and no significant collections are anticipated within the next year. Because of the uncertainty as to the period for recovery, the Company has classified these receivables with the stockholders' equity and, effective July 1, 1992, suspended recognition of interest income in its financial statements. As of March 31, 1995, interest earned but not accrued totalled $2,719,890.

     IFII's only cash requirements are for ongoing administrative expenses. If interest on the notes is not received, IFII expects to have a deficiency in cash flow for the year ending June 30, 1995. Hickory has represented to IFII that it intends to pay interest to IFII in amounts at least sufficient to provide for any deficiency in 1995 cash flow.

     These conditions raise substantial doubts about IFII's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          Results of Operations

     Net loss for the three and nine months ended March 31, 1995 was $(552,101) and $(627,410), respectively, compared to net income(loss) of $(150,431) and $712,550 for the three and nine months ended March 31, 1994.

     IFII records its equity in the earnings and losses of Sunstates. In the three and nine months ended March 31, 1995, IFII recorded $364,000 and $370,000 of equity in losses of Sunstates as Sunstates has incurred losses in its insurance and furniture manufacturing businesses. However, in the nine months ended March 31, 1994, Sunstates had significant net income due to realizing a gain on the sale of its cable television system and IFII recorded equity in Sunstates' earnings for that period of $910,000.

     Income in the nine months ended March 31, 1994 includes interest on mortgage loan of $16,009. This interest is received once a year if the underlying real estate generates positive cash flow and thus the interest income is recorded on a cash basis. The calendar year 1993 amount was received and recorded in the quarter ended September 30, 1993 whereas the calendar year 1994 amount was received and recorded in the quarter ended June 30, 1994.


     General and administrative expenses were $257,410 and $113,702 for the nine months ended March 31, 1995 and 1994, respectively. The increased costs for the nine months ended March 31, 1995 as compared to March 31, 1994 are primarily attributed to legal costs incurred related to the shareholder suit described in "Legal Proceedings". The legal costs were $161,950 and $9,090 for the nine months ended March 31, 1995 and 1994, respectively. During the nine months ended March 31, 1995 and 1994, IFII was charged approximately $82,000 and $56,000 ($32,000 of which was paid in 1994), respectively, for accounting, SEC reporting, shareholder communications and other services provided by Telco and Hickory (since March of 1994). Payable to affiliates at March 31, 1995 includes approximately $102,000 of unpaid reimbursement. Other expenses include auditing fees, tax consulting fees and stock transfer agent charges.


          Capital Resources and Liquidity

     See "Basis of Presentation and Going Concern" above for a description of the status of the notes and interest receivable from affiliates and cash flow considerations.

     IFII's only potential sources of liquidity are collection of principal and interest on the Hickory and WREIT notes, the sale of its investment in Sunstates and collection of interest on the mortgage loan. The Hickory and WREIT notes are all in default or due on demand and IFII has the right to demand immediate payment. The obligations of Hickory and WREIT to IFII are expected to be settled during calendar year 1995. During the nine months ended March 31, 1995, Hickory has paid $31,825 of interest on the notes.


                       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company is a nominal defendant in a putative class and derivative action entitled John C. Boland v. Clyde Wm. Engle et al., Cause No. IP93-1731 C, pending in the Indianapolis Division of the United States District
Court for the Southern District of Indiana. The complaint, originally filed in December, 1993, alleges that the directors of the Company have breached their fiduciary obligations to the Company in connection with among other things (i) certain advances to its corporate parent Hickory Furniture
Company aggregating $5,417,981 and (ii) the purchase of a participation in a secured loan to an affiliate, Wisconsin Real Estate Investment Trust, in the principal amount of $790,000. Both of these entities have been joined as defendants in the action. The complaint also alleges breaches of the Investment Company Act of 1940 by the Company and breaches of common law and statutory obligations to the Company and its shareholders by the directors of the Company. The complaint asks that all amounts owing to the Company by its affiliates be declared immediately due and that they be paid, and asks for unspecified compensatory and punitive damages from the directors of the Company.

     The Company has filed an answer to the complaint denying all liability. The defendants other than the Company have entered appearances and have moved to dismiss the complaint for failure to state a cause of action. In addition, two corporate affiliates of the Company and two of the Company's directors have been defaulted for failure to plead timely, and have moved the court to relieve the defaults and to permit the filing of an answer to the complaint. During the pendency of these motions, both sides have commenced discovery which is continuing. All of the defendants intend to defend these actions aggressively.


Item 6.   Exhibits and Reports on Form 8-k.

          (a)  Exhibits.  None.

          (b)  Reports on Form 8-K.  None.



                              SIGNATURES


     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        INDIANA FINANCIAL INVESTORS, INC.



                        By: /s/ Clyde Wm. Engle
                            Clyde Wm. Engle
                            Chairman and Chief Executive Officer



                        By: /s/ Phillip J. Robinson
                            Phillip J. Robinson
                            Chief Financial and Accounting Officer





May 22, 1995