Form 10-K/A
period 1994-06-30
INDIANA FINANCIAL INVESTORS INC
filed 1995-09-06
CIK 310621

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       Washington, D. C.  20549

                              FORM 10-K/A

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended JUNE 30, 1994

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

              Securities registered pursuant to Section 12(b) of the Act:

         Title of each class   Name of each exchange on which registered

                NONE                             NONE

             Securities registered pursuant to Section 12(g) of the Act:

                             COMMON STOCK, NO PAR VALUE
                                  (Title of class)

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
  1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X  No

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Aggregate market value of common stock held by non-affiliates at September 15,
 1994:    $685,000

 Shares of common stock outstanding as of September 15, 1994:    826,895

                                   PART I.


 ITEM 1.  BUSINESS

   Indiana Financial Investors, Inc. ("IFII") is a corporation organized and existing under the laws of Indiana pursuant to Articles of Incorporation dated March 21, 1979. Its principal office is located at 55 E. Monroe
  Street, Suite 1600, Chicago, IL 60603. IFII is the successor by merger to Indiana Mortgage & Realty Investors, a Maryland real estate investment trust organized in 1972. Hickory Furniture Company ("Hickory") currently owns directly and indirectly approximately 74.5% of the outstanding shares of
  IFII common stock. Hickory is a majority owned subsidiary of Telco Capital Corporation ("Telco") which is 100% owned by RDIS Corporation ("RDIS").

  IFII was established to invest in a diversified portfolio of real property investments, including long-term first mortgage loans; short-term development, construction and land acquisition loans; and equity ownerships of real estate. In recent years, IFII has sold substantially all of its real estate assets. Upon the sale of the shopping center in Michigan in June, 1993, IFII's only remaining real estate related holding is a mortgage loan on an apartment complex in Indiana with a carrying value at June 30, 1994 of $130,750. IFII also sold undeveloped land in Ohio in June, 1992. Currently the Company is functioning as a holding company that is considering future business opportunities.

   The only other assets that IFII owns are promissory notes from Hickory which arose from the sale of real estate assets to Hickory in 1987 and 1988, an interest purchased from Hickory in a Wisconsin Real Estate Investment
  Trust  ("WREIT")  note and investments in the  common  stock  of  Sunstates
 Corporation ("Sunstates") and WREIT, affiliates of IFII. See Item 13, Certain Relationships and Related Transactions, and Notes A.1 and D of Notes
  to Financial Statements included elsewhere herein for a description of the Hickory promissory notes, WREIT note and the investments of IFII in Sunstates and WREIT.

   IFII currently has no plans to resume a program of making new real estate investments. If IFII were to provide short-term development, construction and land acquisition loans, it would compete on the basis of interest rates against commercial banks, savings and loan associations, mortgage bankers and other lenders, including other real estate investment entities. If IFII were to make long-term mortgage loans, it would compete on the basis of interest rates against life insurance companies, mutual savings banks, mortgage bankers, savings and loan associations, pension funds, the Federal
  National Mortgage Association and other lenders. In other areas of real estate investment which might sometimes be available to IFII, there is also a wide variety of competing lenders and investors. Many factors, including tax considerations, general business conditions, interest rates and the desire for protection against inflation, affect the demand and intensity of the competition for real estate investments.

   Responsibility for the management of IFII is vested solely in its Board of Directors. Effective August 1, 1992, IFII's day-to-day operations have been conducted in the offices of Telco.



 ITEM 3.   LEGAL PROCEEDINGS.

  The Company is a nominal defendant in a putative class and derivative action filed in December, 1993 entitled John C. Boland v. Clyde Wm. Engle et
  al., Cause No. IP93-1731 C, pending in the Indianapolis Division of the United States District Court for the Southern District of Indiana. The
  complaint alleges that the directors of the Company have breached their fiduciary obligations to the Company in connection with, among other things,
 (i) certain advances to its corporate parent Hickory Furniture Company aggregating $5,417,981 and (ii) the purchase of a participation in a secured loan to an affiliate, Wisconsin Real Estate Investment Trust, in the principal amount of $790,000. Both of these entities have been joined as defendants in the action. The complaint also alleges breaches of the Investment Company Act of 1940 by the Company and breaches of common law and statutory obligations to the Company and its shareholders by the directors of the Company. The complaint asks that all amounts owing to the Company by its affiliates be declared immediately due and that they be paid, and asks for unspecified compensatory and punitive damages from the directors of the Company.

  The Company filed an answer to the complaint in March, 1994 denying all liability and intends to defend this action vigorously. The defendants other than the Company either have not yet been served or have not yet been required to file an answer to the complaint.



 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATION.

  All references in this discussion to years refer to fiscal years ended June 30 unless otherwise stated.

 BASIS OF PRESENTATION AND GOING CONCERN

       The consolidated financial statements have been prepared on the basis of a going concern.

      At June 30, 1994, IFII has notes and interest receivable from WREIT and Hickory Furniture Company of $12,660,768. WREIT's and Hickory's operations have experienced liquidity problems which have prevented them from making interest payments to IFII on these notes and, in the case of Hickory, from repaying the notes when due on September 30, 1992. No schedule for collection of the amounts due, including interest, has been established and no significant collections are anticipated within the next year. Because of the uncertainty as to the period for recovery, the Company has classified these receivables with the stockholders' equity and, effective July 1, 1992, suspended recognition of interest income in its financial statements. As of June 30, 1994, interest earned but not accrued totalled $1,917,254.

  IFII's only cash requirements are for ongoing administrative expenses. If interest on the notes is not received, IFII expects to have a deficiency in cash flow for the year ending June 30, 1995. Hickory has represented to IFII that it intends to pay interest to IFII in amounts at least sufficient to provide for any deficiency in 1995 cash flow. IFII has not taken, nor in the near future does it propose to take, any additional action to remedy cash flow deficiencies.

       These conditions raise substantial doubts about IFII's ability to continue as a going concern in the opinion of IFII's independent auditors.
  Notwithstanding such opinion, IFII has no doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that would result from IFII's inability to continue as a going concern.

RESULTS OF OPERATIONS

  Net income for 1994 was $741,767, compared to net loss of $889,571 for 1993 and net income of $608,735 for 1992.

  IFII records its equity in the earnings and losses of Sunstates. During the quarter ended March 31, 1993, IFII's cumulative equity in Sunstates' losses exceeded its original investment in Sunstates and, as a result, IFII did not record equity in Sunstates' losses during the quarter ended June 30, 1993. However, in the year ended June 30, 1994, Sunstates had significant net income due to realizing a gain on the sale of its cable television system and IFII recorded equity in Sunstates' earnings of $906,000.

   In June 1993, IFII sold its shopping center and adjoining land in Flint, Michigan for a gain of $4,134. During 1993 and 1992 the Company had increased its allowance for possible investment losses by $445,000 and $535,000, respectively, due to a decline in the estimated realizable value of the shopping center. In 1992 IFII sold land held in Ohio for a gain of $353,355. Income from real estate operations was lower during 1993 and 1992 as compared to 1991 due to the expiration in January, 1992 of a long term lease for a large portion of the Michigan shopping center.

  As described above, IFII did not recognize interest on the notes receivable from affiliated companies during the years ended June 30, 1993 and 1994 whereas interest income for the year ended June 30, 1992 was $1,386,086.
  General and administrative expenses were $202,790, $129,806 and $350,086 in 1994, 1993, and 1992, respectively. The increased costs in 1994 as compared to 1993 are primarily attributed to legal costs of $108,500, most of which was incurred related to the shareholder suit described in "Legal Proceedings". The reduced costs in 1993 as compared to 1992 primarily reflect the cost savings resulting from closing the Indianapolis office and conducting IFII's business from the offices of Telco in Chicago. During 1994 and 1993, IFII was invoiced $74,000 and $75,000, respectively, for accounting, SEC reporting, shareholder communications and other services provided by Telco and (during the last four months of 1994) Hickory, $77,000 and $31,500 which were paid in cash in 1994 and 1993, respectively. Payable to affiliates at June 30, 1994 includes approximately $19,000 of unpaid reimbursement. Other expenses include auditing fees, tax consulting fees and stock transfer agent charges.

   Federal income tax is based on taxable income, which differs from pretax accounting income for financial statement purposes due to differences in real estate carrying values (primarily writedowns and depreciation), affiliate interest income and the equity in income of affiliated companies. In 1994, IFII had no federal tax provision. The sale of property in l993 and
  l992 generated losses for tax purposes of approximately $1,200,000 and $666,000, respectively. In 1993, IFII's federal tax benefit was $28,167, which represents the carryback of a portion of the l993 net operating loss to l992. In 1992, IFII's federal tax provision was $105,000 which was reduced by $69,300 of extraordinary credit from the utilization of net operating loss carryforward. At June 30, 1994, IFII has federal net operating loss carryforwards of approximately $391,000.

  During the last three years, inflation has not had a material impact on the results of operations of IFII.

CAPITAL RESOURCES AND LIQUIDITY

   See "Basis of Presentation and Going Concern" above for a description of the status of the notes and interest receivable from affiliates.

  IFII's only potential sources of liquidity are collection of principal and interest on the Hickory and WREIT notes, the sale of its investment in Sunstates and collection of interest on, or sale of, the mortgage loan. IFII currently intends to sell neither its interest in Sunstates nor the mortgage loan. The Hickory and WREIT notes are all in technical default or due on demand. IFII has the right to demand immediate payment and has commenced discussing payment alternatives with Hickory and WREIT. As discussedin Item 13 "Certain Relationships and Related Transactions," the Hickory notes are secured by 1,095,950 common shares of beneficial interest in WREIT. IFII has no current business opportunities or other significant liquidity requirements.

NEW ACCOUNTING PRONOUNCEMENTS

   IFII prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective July 1, 1993. This affects methods of accounting for deferred tax assets and liabilities, recognizing benefits of existing net operating loss carryforwards, and the accounting for income tax effects of business combinations accounted for under the purchase method. The future utilization of net operating loss carryforwards will no longer be reported as an extraordinary item in the statement of operations but instead the provision for income tax expense will be presented net of any benefit recognized from the utilization of existing net operating loss carryforwards. The Statement also requires the use of the asset and liability method of accounting for income taxes wherein deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities.

                               PART III

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 Name, Age, Position(s) &			 PRINCIPAL    OCCUPATION,
Period of Service				        LAST  5 YEARS'  BUSINESS
                      						 EXPERIENCE  AND
                      						 AFFILIATIONS

Clyde Wm. Engle, 51 (1)
  Chairman (since 1986)      Chairman of the Board and
  Director (since 1980)			   Chief Executive Officer
  President (since June 30		 of Telco; General partner
  1992)                      of Sierra Associates,
                             itself the general
                             partner of Sierra Capital
                             Group, an investment
                             partnership; Chairman of
                             the Board and Chief
                             Executive Officer of GSC
                             Enterprises, Inc., a one-
                             bank holding company, and
                             Chairman of the Board of
                             its subsidiary, Bank of
                             Lincolnwood; Chairman of
                             the Board and President
                             of RDIS Corporation;
                             Chairman of the Board and
                             Chief Executive Officer
                             (since 1990) of Hickory
                             Furniture Company;
                             Director and Chairman of
                             the Board of NRG
                             Incorporated; Director of
                             Wellco Enterprises, Inc.;
                             Director of Alba-
                             Waldensian, Inc. and
                             Chairman of the Board
                             (since 1991); Chairman of
                             the Board of Trustees of
                             Wisconsin Real Estate
                             Investment Trust;
                             Chairman of the Board of
                             Directors (since 1985),
                             President and Chief
                             Executive Officer (from
                             December 1985 to May,
                             1988) and Chief Executive
                             Officer (since December
                            	1990) of Acton
                             Corporation (renamed
                             Sunstates Corporation in
                             December, 1993); Director
                             of Rocky Mountain
                             Chocolate Factory.

   NAME, AGE, POSITION(S)     PRINCIPAL OCCUPATION, LAST 5
 &            PERIOD   OF     YEARS' BUSINESS EXPERIENCE AND
 SERVICE                      AFFILIATIONS

                              Chairman of the Board (since
 HAROLD SAMPSON, 75           1981) of Sampson Investments,
   Director (since 1986)      (a real estate holding
                              company); Chairman of the
                              Board of Diginet
                              Communications, Inc; Director
                              of Mount Sinai Hospital;
                              Director of Sunstates
                              Corporation; Trustee of
                              Wisconsin Real Estate
                              Investment Trust.

 PHILLIP J. ROBINSON, 38      Chief Financial Officer (since
     Vice  President  and     July, 1993) and Controller
 Treasurer    (since June     (from 1989 to July, 1993) of
 30, 1993)                    Telco Capital Corporation;
                              Vice President and Chief
                              Financial Officer (since July,
                              1993) and Controller (from
                              1990 to July, 1993) of Hickory
                              Furniture Company; Secretary
                              and Treasurer (since July,
                              1993) and Controller (from
                              1989 to July, 1993) of
                              Wisconsin Real Estate
                              Investment Trust; Treasurer
                              and Secretary (since July,
                              1993) and Controller (from
                              1989 to July, 1993) of NRG
                              Incorporated.

 GERALD M. TIERNEY, 47        Senior Vice President and
    Vice   President  and     General Counsel of Telco; Vice
 Secretary                    President and Secretary of
   (since 1991)               Hickory Furniture Company
                              since September 1991;
                              Director of NRG, Incorporated;
                              Director of Rocky Mountain
                              Chocolate Factory, Inc.

  (1)  The following information is provided voluntarily by Mr.
 Engle although it is not deemed material information as that term is used in Item 401 of Regulation S-K. Mr. Engle is the subject of a Cease and Desist Order dated October 7, 1993, issued by the Securities and Exchange Commission (the Commission) requiring Mr. Engle and certain of his affiliated companies to permanently cease and desist from committing any further violations of Section 16(a) of the Securities Exchange Act of 1934 as amended and the rules promulgated thereunder, which requires monthly and other periodic reports of transactions in certain securities. The Commission found some of the reports of such transactions to have been filed delinquently although many of these transactions were between affiliated entities or had been publicly reported in other reports filed with the Commission or had been otherwise publicly announced.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  On September 30, 1987, IFII sold a parcel of real estate and a first mortgage note to Hickory for consideration which included two promissory notes from Hickory in the total principal amount of $3,586,479. The principal balance of each promissory note was due September 30, 1992, with monthly payments of interest at the rate of 10 1/2% per year, increasing by 1/2% each quarter beginning April 1, 1988. IFII recognized a gain of $2,167,000 on the sale of the parcel of real estate.

  On October 19, 1988, in exchange for a one-year promissory note for $5,417,981 with interest payable quarterly at the rate of 12% interest per annum, IFII sold to Hickory a first mortgage note with a carrying amount of $2,082,663 and a hotel property which IFII had acquired through foreclosure with a carrying value of $ 2,909,578. The first mortgage note was sold for a purchase price of $1,967,981, an amount calculated to earn a 10% rate of return on the principal balance of the note. The hotel property was sold for $3,450,000. The net gain on the sale of these two assets will be deferred until such time as Hickory has made sufficient principal payments under the note. As of June 30, 1994, no principal payments have been made.

  In February, 1990, IFII and Hickory agreed to an extension and modification of the $5,417,981 promissory note described above. The modified promissory note was due on September 30, 1992, with quarterly payments of interest at the greater of the prime rate of interest plus 2% or 12%. Hickory also agreed to issue to IFII warrants to purchase 6,000 shares of Hickory common stock, exercisable at $1.00 per share. The warrants expire October 19, 1999. Commencing at the maturity date of the modified note, IFII also has the right to require Hickory to purchase the warrants for $67 per warrant, or $402,000 in the aggregate.

  These promissory notes were not formally restructured upon their maturity at September 30, 1992. Since that date IFII has continued to earn interest on the notes at a rate of prime plus 2%. The obligations of Hickory under the promissory notes are secured by a pledge of its 1,095,850 common shares of beneficial interest in WREIT. The pledged shares represent approximately 75% of the outstanding beneficial interests of WREIT.

  In August 1990, IFII acquired from Hickory a $790,000 interest, due on demand commencing August 16, 1992, in a demand basis note receivable (the "WREIT Note"), owed by WREIT to Hickory in exchange for cash of $750,000.
 The WREIT Note, which aggregated $16,425,000 at August 31, 1990, bears interest at the annual rate of prime plus two percent (2%) and is secured by a pledge of the Sunstates Class B Accumulating Convertible Stock (the "Class B Stock") held by WREIT (the "Sunstates Collateral"). The Class B Stock represents approximately 67% of the voting interest in Sunstates. Hickory has subordinated its rights to receive principal and interest under the WREIT Note and its rights in the Sunstates Collateral to the interests and rights of IFII. IFII has agreed, to subordinate its interest and right in the WREIT Note and Sunstates Collateral in an amount not to exceed $2 million to a prior creditor of WREIT.

  In 1993 and 1992, IFII advanced $633,500 and $35,000, respectively, to Hickory on an unsecured basis. These advances have been added to the notes receivable and are bearing interest at prime plus 2%. These advances represented all excess cash of IFII and were made to Hickory because IFII had no other prospects for investing the funds that would earn a comparable return.

  WREIT's and Hickory's operations have experienced liquidity problems which have prevented them from making interest payments to IFII on these notes and, in the case of Hickory, from repaying the notes when due on September 30, 1992. No schedule for collection of the amounts due, including interest, has been established and no significant collections are anticipated within the next year. Because of the uncertainty as to the period for recovery, the Company has classified these advances with the stockholders' equity and, effective July 1, 1992, suspended recognition of interest income in its financial statements.

  Following is a summary of the principal and interest earned (not all of which is accrued) as of June 30, 1994:

                                    PRINCIPAL       INTEREST     TOTAL

 Promissory Notes dated
   9/30/87 (A)                     $ 4,254,979      1,846,823  6,101,802

 Promissory Note dated
   10/19/89                          5,417,981      1,987,784  7,405,765

 Interest in WREIT/
   Hickory Note                        790,000        280,455  1,070,455
                                    ----------      --------- ----------
                                   $10,462,960      4,115,062 14,578,022
                                    ==========      ========= ==========


 (A) The advances to Hickory in 1993 and 1992 totalling $668,500 were combined with these promissory notes for presentation purposes.


  During 1994 and 1993, IFII was invoiced $74,000 and $75,000, respectively, for accounting, SEC reporting, shareholder communications and other services provided by Telco and (during the last four months of 1994) Hickory, $77,000 and $31,500, respectively, of which was paid to Telco in 1994 and 1993.

  It is the Board of Directors' policy that transactions with affiliates be effected on terms as fair as those that would exist for transactions with non-affiliates. All transactions discussed herein conform to this policy.

                      INDIANA FINANCIAL INVESTORS, INC.

           FORM 10-K ITEM 14(A)(1) AND (2) AND ITEM 14(C) AND (D)


 INDEX OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


 The following financial statements of Indiana Financial Investors, Inc. are included in Item 8:

   Balance Sheets - June 30, 1994 and 1993

   Statements of Income and Accumulated Deficit - Years Ended June 30, 1994, 1993 and 1992

   Statements of Cash Flows - Years Ended June 30, 1994, 1993 and 1992

   Notes to Financial Statements

   Independent Certified Public Accountants' Report

 The following financial statement schedules of Indiana Financial Investors, Inc. are included in Item 14(d):

   Schedule X - Supplementary Income Statement Information

   Schedule XI - Real Estate and Accumulated Depreciation

 All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



           SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      INDIANA FINANCIAL INVESTORS, INC.

                                JUNE 30, 1994



           COL. A                                  COL. B


            ITEM                         Charged to Costs and Expenses



                                        RELATED TO INVESTMENT REAL ESTATE
                                              YEAR ENDED JUNE 30


                                            1994      1993      1992

 Maintenance and repairs                $     --  $ 30,000   $ 24,185
 Taxes, other than payroll
   and income taxes:
     Real estate                              --        --     54,625

                                        RELATED TO FORECLOSED PROPERTY HELD
                                                     FOR RESALE
                                               YEAR ENDED JUNE 30


                                           1994       1993       1992
 Taxes, other than payroll
   and income taxes:
     Real estate                       $     --   $     --   $  6,633


 (A) Amounts for depreciation and amortization of intangible assets, royalties, advertising costs and maintenance and repairs related to property held for resale are not disclosed because such amounts are less than 1% of total revenues.




           SCHEDULE XI - REAL ESTATE AND ACCUMULATED DEPRECIATION

                      INDIANA FINANCIAL INVESTORS, INC.

                                JUNE 30, 1994


  The carrying amount of investment real estate represented IFII's aggregate cost for federal income tax purposes. Prior to the sale of all remaining investment real estate in June 1993, there was a reserve of $1,260,000 to adjust investment real estate to net realizable value.

  Real estate acquired through foreclosure and held for resale is initially recorded at the principal balance of the former mortgage loan, plus recognized but uncollected interest and costs of obtaining title and possession or fair value. Capital improvements made subsequent to acquisition are added to IFII's investment. The excess of cost of property over estimated fair value is provided for in the allowance for possible losses. Prior to the sale of all foreclosed real estate in June 1992, there was a reserve of $50,000 to adjust foreclosed real estate to net realizable value.

  The changes in the carrying amounts of real estate are summarized as follows:


                                       1994         1993         1992

 COST
 Balance at beginning of year    $      -0-      $1,949,984   $3,537,057
 Disposition of foreclosed
   real estate held for
   resale                               -0-         (70,000)  (1,587,073)
 Disposition of investment
   real estate                          -0-      (1,879,984)          --
                                        ---       ---------    ---------
 Balance at end of year          $      -0-       $      -0-  $1,949,984
                                        ===              ===   =========


 ACCUMULATED DEPRECIATION
 Balance at beginning of year    $      -0-      $  523,643   $  489,256
 Depreciation                           -0-          17,192       34,387
 Dispositions                           -0-        (540,835)          --
                                        ---        --------      -------
 Balance at end of year          $      -0-       $      -0-  $  523,643
                                        ===              ===     =======

                                PART IV


 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a) 1. Financial Statements. The list of financial statements included herein appears on page 15 of this Report.

  2. Financial Statement Schedules. The list of financial statement schedules included herein appears on page 15 of this Report.

  3. Exhibit Index.  The following exhibits are included as part of this
 Report:

  (3)i The Articles of Incorporation of Registrant were filed with the Commission as Exhibit C to the Prospectus included as part of Amendment No. 1 to Registrant's Registration Statement on Form S-14 filed April 25, 1979, and are incorporated herein by this reference.

  (3)ii  The Registrant's Code of By-Laws, as amended, through October 17,
 1990.

  (10)   Material Contracts

  (10.1) Promissory note from Hickory Furniture Company dated  September
         30,1987 in the amount of $2,700,000

  (10.2) Promissory note from Hickory Furniture Company dated  September
         30,1987 in the amount of $886,479.22

  (10.3) Promissory note from Hickory Furniture Company dated  October
         19,1988 in the amount of $5,617,981.37

  (10.4) Promissory note form Hickory Furniture Comnpany dated  October
         19,1989 in the amount of $5,417,981.37

  (10.5)  Amended Stock Pledge Agreement dated October 19, 1989

  (10.6)  Warrant to Purchase Common Stock of Hickory Furniture  Company

  (10.7) Letter dated August 13, 1990 setting forth the agreement and understanding between Hickory Furniture Company and the Company concerning the purchase of an interest in a demand promissory note from Wisconsin Real Estate Investment Trust

 (b) Reports on Form 8-K. None were filed during the last quarter of the period covered by this Report.

 (c)  Exhibits.  See (a) 3 above.

 (d)  Financial Statement Schedules.  See (a) 2 above.

                              SIGNATURES


  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, this 6th day of September, 1995.


                          INDIANA FINANCIAL INVESTORS, INC.

                          By:  /S/ CLYDE WM. ENGLE
                          Clyde Wm. Engle, Chief Executive Officer